Form 10-Q
period 1997-06-30
AIR SOUTH AIRLINES INC
filed 1997-08-19
CIK 1026724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997 or
                               -------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                  to                  .
                               ---------------     -----------------

Commission file number     000-21715
                      ----------------------------------------------------------


                           Air South Airlines, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


              Delaware                                       36-3889681
---------------------------------------              ---------------------------
   (State or other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                      Identification Number)



1800 St. Julian Place - 4th Floor, Columbia, SC                 29204
--------------------------------------------------------------------------------
(Address of Principle Executive Offices)                      (Zip Code)

Registrant's Telephone Number: (803) 822-0502 EXT. 3207
--------------------------------------------------------------------------------


                                     N/A
--------------------------------------------------------------------------------
  (Former Name, Former Address or former Fiscal Year, if Changed Since Last
                                   Report)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
    ------   ------

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                      BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No
    --------     ---------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, par value, $0.001 per share - 6,967,182 shares were outstanding as of August 12, 1997.

                                    PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

AIR SOUTH AIRLINES, INC.

BALANCE SHEETS
AS OF JUNE 30, 1997 AND DECEMBER 31, 1996 (UNAUDITED)

                                                                                DECEMBER 31,    JUNE 30,
                                                                                -------------------------
ASSETS                                                                              1996         1997
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 1,070,063   $   464,654
  Investments                                                                     1,211,000     1,061,000
  Receivables (principally air traffic)                                             671,825     1,980,387
  Prepaid expenses and other current assets                                       1,522,176     2,082,298
                                                                                -----------   -----------
        Total current assets                                                      4,475,064     5,588,339

DEPOSITS                                                                          1,170,000     1,170,000
PROPERTY AND EQUIPMENT, NET                                                       3,469,287     3,955,319
DEBT ISSUE COSTS                                                                    312,976       306,024
OTHER                                                                               426,469       527,490
                                                                                -----------   -----------

        Total assets                                                            $ 9,853,796   $11,547,172
                                                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Short-term borrowings                                                         $ 5,277,359   $22,127,359
  Accounts payable                                                               10,572,801    11,063,056
  Accrued expenses                                                               10,178,518     7,570,726
  Air traffic liability                                                           4,500,157     6,587,817
  Current portion of long-term debt                                               1,266,752    15,634,775
                                                                                -----------   -----------
        Total current liabilities                                                31,795,587    62,983,733
                                                                                -----------   -----------

LONG-TERM DEBT                                                                   18,291,122     4,437,961
                                                                                -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Convertible preferred stock, $.001 par value, 2,000,000 shares authorized,
    1,995,000 shares outstanding at December 31, 1996 and June 30,
    1997, respectively; aggregate liquidation preference of $6,500,000                1,995         1,995
  Common stock, $.001 par value, 18,000,000 shares authorized; shares issued and outstanding:  6,967,182 at December 31, 1996 and June 30,
    1997                                                                              6,967         6,967
  Additional capital                                                             11,453,645    11,476,445
  Accumulated deficit                                                           (51,695,520)  (67,359,929)
                                                                                -----------   -----------
        Total stockholders' deficiency                                          (40,232,913)  (55,874,522)
                                                                                -----------   -----------

        Total liabilities and stockholders' deficiency                          $ 9,853,796   $11,547,172
                                                                                ===========   ===========


See notes to unaudited financial statements.

AIR SOUTH AIRLINES, INC.

STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

                                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                  JUNE 30,                                  JUNE 30,
                                                          -------------------------                ---------------------------
                                                             1996          1997                       1996            1997
OPERATING REVENUES:
  Passenger                                               $13,281,828   $16,643,374               $ 27,076,985    $ 29,440,206
  Other                                                       500,583     1,119,654                    905,125       2,068,166
                                                          -----------   -----------               ------------    ------------
          Total operating revenues                         13,782,411    17,763,028                 27,982,110      31,508,372
                                                          -----------   -----------               ------------    ------------

OPERATING EXPENSES:
  Salaries, wages and benefits                              4,007,785     4,390,947                  7,912,780       8,259,606
  Aircraft fuel and oil                                     3,378,465     3,281,754                  6,320,852       6,286,713
  Aircraft leases                                           1,935,955     2,261,110                  3,575,984       4,535,623
  Maintenance materials and repairs                         2,055,781     3,135,893                  4,075,361       5,106,671
  Agency commissions                                          919,972       828,124                  1,713,862       1,331,631
  Other rentals, landing and ground handling fees           1,621,424     1,723,099                  3,108,583       3,185,149
  Advertising                                               1,015,349     1,153,894                  1,838,724       2,612,186
  Depreciation and amortization                               153,009       235,770                    304,965         450,298
  Other operating expenses                                  4,635,570     8,062,439                  9,301,978      14,462,829
                                                          -----------   -----------               ------------    ------------
        Total operating expenses                           19,723,310    25,073,030                 38,153,089      46,230,706
                                                          -----------   -----------               ------------    ------------

OPERATING LOSS                                             (5,940,899)   (7,310,002)               (10,170,979)    (14,722,334)
                                                          -----------   -----------               ------------    ------------

NONOPERATING (EXPENSE) AND INCOME:
  Grants                                                       65,675        46,875                    112,550          93,750
  Interest expense                                           (212,010)     (650,820)                  (360,694)     (1,107,403)
  Interest income                                              42,076        31,733                     72,968          57,941
  Other income (expense)                                      174,199        12,637                    185,799          13,637
                                                          -----------   -----------               ------------    ------------
        Total nonoperating income (expense), net               69,940      (559,575)                    10,623        (942,075)
                                                          -----------   -----------               ------------    ------------

NET LOSS                                                  $(5,870,959)  $(7,869,577)              $(10,160,356)   $(15,664,409)
                                                          ===========   ===========               ============     ===========

NET LOSS PER SHARE                                        $      (.86)  $     (1.13)              $      (1.49)   $      (2.25)
                                                          ===========   ===========               ============    ============

WEIGHTED AVERAGE COMMON SHARES (000's)                          6,823         6,967                      6,826           6,967
                                                          ===========   ===========               ============    ============


See notes to unaudited financial statements.

AIR SOUTH AIRLINES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED JUNE 30, 1997 (UNAUDITED)


                                                                                                                       TOTAL
                                 NUMBER OF                NUMBER OF                                                 STOCKHOLDERS'
                                 PREFERRED    PREFERRED    COMMON       COMMON      ADDITIONAL     ACCUMULATED         EQUITY
                                   SHARES       STOCK      SHARES       STOCK        CAPITAL         DEFICIT        (DEFICIENCY)
BALANCE, MARCH 31, 1997          1,995,000       1,995    6,967,182      6,967      11,476,445     (59,490,352)     (48,004,945)
  Net loss                                                                                          (7,869,577)      (7,869,577)
                                 ---------      ------    ---------     ------     -----------    ------------     ------------
BALANCE, JUNE 30, 1997           1,995,000      $1,995    6,967,182     $6,967     $11,476,445    $(67,359,929)    $(55,874,522)
                                 =========      ======    =========     ======     ===========    ============     ============




AIR SOUTH AIRLINES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)


                                                                                                                       TOTAL
                                 NUMBER OF                NUMBER OF                                                 STOCKHOLDERS'
                                 PREFERRED    PREFERRED    COMMON       COMMON      ADDITIONAL     ACCUMULATED         EQUITY
                                   SHARES       STOCK      SHARES       STOCK        CAPITAL         DEFICIT        (DEFICIENCY)
BALANCE, DECEMBER 31, 1996       1,995,000       1,995    6,967,182      6,967      11,453,645     (51,695,520)     (40,232,913)
  Issuance of warrants                                                                  22,800                           22,800
  Net loss                                                                                         (15,664,409)     (15,664,409)
                                 ---------      ------    ---------     ------     -----------    ------------     ------------
BALANCE, JUNE 30, 1997           1,995,000      $1,995    6,967,182     $6,967     $11,476,445    $(67,359,929)    $(55,874,522)
                                 =========      ======    =========     ======     ===========    ============     ============


See notes to unaudited financial statements.

AIR SOUTH AIRLINES, INC.

STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                              ---------------------------
                                                                                   1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(10,160,356)  $(15,664,409)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Grants                                                                        (112,550)       (93,750)
    Stock compensation                                                             370,565
    Depreciation and amortization                                                  356,317        464,556
    Changes in assets and liabilities:
      (Increase) decrease in receivables                                        (1,772,823)    (1,308,562)
      (Increase) decrease in prepaid expenses                                      (88,796)      (560,122)
      (Increase) decrease in other assets                                         (388,840)       (78,220)
      Increase in accounts payable                                               3,187,481        490,255
      Increase (decrease) in accrued liabilities                                  (769,048)    (2,607,792)
      Increase (decrease) in air traffic liability                               2,065,532      2,087,660
                                                                              ------------   ------------
        Net cash used by operating activities                                   (7,312,518)   (17,270,384)
                                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment                                 (303,427)      (927,962)
  (Increase) decrease in investments                                              (671,043)       150,000
                                                                              ------------   ------------
        Net cash used by investing activities                                     (974,470)      (777,962)
                                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from grants                                                             112,550         93,750
  Proceeds from short-term borrowings                                            2,500,000     16,850,000
  Payments of long-term debt                                                       (54,167)      (209,584)
  Proceeds from issuance of long-term debt                                                        724,446
  Proceeds from issuance of common stock                                            18,333
  Proceeds from issuance of preferred stock                                      4,000,000
  Common stock redemption                                                         (500,000)
  Debt issue costs                                                                 (37,143)       (15,675)
                                                                              ------------   ------------
        Net cash provided by financing activities                                6,039,573     17,442,937
                                                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (2,247,415)      (605,409)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,369,614      1,070,063
                                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    122,199   $    464,654
                                                                              ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for interest                                    $     68,226   $    298,821
                                                                              ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Stock and warrants issued to vendors and investors                          $     52,000   $     22,800


See notes to unaudited financial statements.

AIR SOUTH AIRLINES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1997

1. INTERIM FINANCIAL STATEMENTS - These notes should be read in conjunction with the Notes to Financial Statements appearing in Air South Airlines, Inc.'s (the Company) Amendment No. 1 to its Registration Statement on Form 10 for the year ended December 31, 1996. These are interim financial statements and, because of seasonal variations in air travel, the amounts reported in the statements of operations are not necessarily indicative of amounts expected for the year. The unaudited financial statements for the three months and six months ended June 30, 1997 and June 30, 1996, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       INDUSTRY RISKS - The airline industry is intensely competitive.
       Domestic certified airlines are free to enter and exit domestic markets and to set fares without regulatory approval. Any significant fare reductions or introduction of directly competing routes by other airlines could have a material adverse effect on the Company's financial position or results of operations.

       The Company cannot predict the future cost and availability of fuel for flight operations. Substantial price increases or the unavailability of adequate suppliers could have a material adverse effect on the Company's financial position or results of operations.

       The Financial Accounting Standards Board has issued Statement of
       Financial Accounting Standards No. 128, "Earnings Per Share."   The
       provisions of the Statement, which will be implemented by the Company for the year ending December 31, 1997, requires specific computation, presentation and disclosure requirements for earnings per share. If earnings per share for all periods presented had been calculated using the requirements of the Statement, the earnings per share would not have been materially different from earnings per share presented.

       CONTINUITY OF OPERATIONS - The Company has incurred significant operating losses since inception, and at June 30, 1997, has a deficiency in working capital of $57,395,000 and a stockholders' deficiency of $67,360,000. The Company continues to experience negative cash flows and payments to certain trade creditors are past due. Operating revenues have not yet exceeded a break-even threshold. In addition, loan covenant violations on $12,000,000 of indebtedness with Lexington County, South Carolina (the "State Loan") have been waived through December 31, 1997, but there is no assurance that waivers can be obtained for any future violations subsequent to that date. Subsequent to June 30, 1997, the Company was unable to make a required interest payment on this debt in the amount of approximately $624,000. As such, the entire principal balance of the loan can be declared due and payable by the holder of the debt.

       The cash flow deficits have been funded primarily by loans from equity securities purchased by affiliates of Hambrecht & Quist Group. If the Company cannot achieve profitable operations and positive cash flow during the busy summer months of 1997, the Company believes it is highly unlikely that such investors will continue to fund the

         Company's ongoing operation. It is also highly unlikely that the other present investors in the Company, or new investors, will be willing to make additional investments. If that is the case, it is highly likely that the Company will be required to discontinue operations.

         As of June 30, 1997, the Company had seven aircraft under operating leases with terms from approximately one and one-half to three years. Rent expense under these leases is recognized on a straight-line basis over the lease terms. The amount charged to aircraft lease expense was approximately $4,536,000 for the six months ending June 30, 1997. The Company's working capital deficit and accumulated deficit are likely to hinder its ability to obtain additional aircraft. On August 14, 1997, the Company received a default notice from its major aircraft lessor from whom it leases fire aircraft. The Company has until August 28, 1997 to cure this default or the lessor will be able to exercise various remedies provided for by the lease terms, including repossession of the aircraft.

         The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The continuance of the Company as a going concern is dependent, among other things, upon obtaining sufficient additional financing to fulfill cash flow requirements, growth in the Company's revenue base and, ultimately, the attainment of profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management's plans to mitigate the uncertainty as to continuity of operations include the following:

         The Company has realigned its flight schedules in order to improve on-time performance and reduce flight cancellations. Since mid-year 1996 the Company has been operating five of its seven aircraft. The Company has a new schedule which went into effect in April 1997 which uses an additional aircraft. The Company began operating all seven of its aircraft on June 15, 1997. No new cities will be served. Management has installed a new reservations system with improved revenue management and accounting capabilities. Additionally, the Company installed an automated scheduling system which should reduce flight crew expenses by producing better crew utilization.

         During 1996 and through June 30, 1997, the Company raised approximately $35 million of additional funds through debt and equity transactions. A substantial portion of these funds have been received from H&Q Air South Investors, L.P. (H&Q), an affiliate of Hambrecht & Quist, L.L.C., an investment banking firm. H&Q has also guaranteed a $2 million bank loan for the Company and now has in excess of 50% voting control of the Company.

         Management is seeking additional sources of financing from H&Q and other investors. However, the Company's ability to raise additional funds is dependent upon the Company's ability to meet its operational plans over the peak travel season.

2. Financing Arrangements - During the six months ended June 30, 1997, the Company issued $16,900,000 of demand notes to H&Q and H&Q affiliates bearing interest at 8%. In January 1997, the Company issued warrants to purchase 8,000,000 shares of Common Stock at an exercise price of $.25 per share to H&Q. The warrants were issued as consideration for a $2 million letter of credit provided by H&Q which allowed the Company to obtain an extension on the maturity of the $2 million bank loan. In April 1997, the Company issued $697,000 of Convertible Debentures. These securities are convertible into 6,970,000 shares of Series F Preferred Stock (to be authorized), which in turn are convertible at $.25 per share into shares of Common Stock.

         In addition, the Company was unable to make a required interest payment of approximately $630,000 which was due on August 1, 1997 on the State Loan. As a result, the entire principal balance of the loan can be declared due and payable and has therefore been reflected as a current liability in the accompanying balance sheet.

3. Litigation - The Hillsborough County Aviation Authority is seeking damages arising out of the Company's alleged breach of four contracts relating to the use by the Company of Tampa International Airport. An accrual of approximately $680,000 reflecting management's estimate of the potential exposure on this litigation has been recorded. The Company does not believe the ultimate settlement of this litigation will have a material impact on the Company's financial position or future results of operations.

         The Company is a defendant in certain other legal proceedings arising out of the ordinary conduct of the Company's business. In the opinion of management, the ultimate outcome of these legal proceedings will not have a material adverse effect on the financial position or future results of the operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three months ended June 30, 1997 compared to three months ended June 30, 1996.

Operating Revenues

Operating revenue increased 28.9% from $13,782,000, for the three months ended June 30, 1996 to $17,763,000, for the three months ended June 30, 1997. The increase was a result of operating more flights ( up 15.0%) and more passengers flying on those flights. Total Available Seat Miles ("ASMs") increased 21.0%, from 159.4 million, for the three months ended June 30, 1996 to 192.9 million, for the three months ended June 30, 1997.

Passenger revenue increased 25.0% from $13,282,000, for the three months ended June 30, 1996 to $16,643,000, for the three months ended June 30, 1997. Revenue Passenger Miles ("RPMs") increased 34.3% from 82.8 million, for the three months ended June 30, 1996 to 111.1 million, for the three months ended June 30, 1997. The increase was a result of flying more miles (up 21.1%) and greater acceptance of the Company's route structure. Load factors increased from 51.9% for the three months ended June 30, 1996 to 57.6%, for the three months ended June 30, 1997. The increase was a result of greater awareness and acceptance of the Company's new schedules. Passenger yield per RPM decreased 6.9% from 16.1 cents, for the three months ended June 30, 1996 to 15.0 cents, for the three months ended June 30, 1997. The decrease was a result of fare sales which occurred which allowed certain passengers to fly free when accompanied by a full fare paying passenger and passengers flying longer distances. These sales commenced in late February and allowed passengers to purchase tickets and travel from late February 1997 through the end of 1997. The average distance per flight increased 5.3% from 352 miles to 371 miles.

Other revenue increased 123.6% from $501,000, for the three months ended June 30, 1996 to $1,120,000, for the three months ended June 30, 1997. The increase was a result of an increase in the amount of mail carried and commissions on passengers given to other carriers when the Company was unable to carry the passenger because of flight cancellations.

Operating Expenses

Operating expenses reflect costs for salaries, wages and benefits, aircraft fuel and oil, aircraft leases, maintenance materials and repairs, agency commissions, other rental, landing, and ground handling fees, advertising, depreciation and amortization, and other operating expenses.

Salaries, wages and benefits reflect compensation earned by all employees of the Company. Fees paid to independent contractors are included in other operating expenses. The Company's employees are not unionized and when practicable, part-time employees are used.

Salaries, wages, and benefits increased 9.6%, from $4,008,000, for the three months ended June 30, 1996 to $4,391,000 for the three months ended June 30, 1997. The increase was a result of additional staffing required for increased levels of flying (hours were up 15.9%) and Company personnel replacing contractors at some airport locations served by the Company. Salaries, wages, and benefits accounted for 20.3% of operating expense and 29.1% of operating revenue for the three months ended June 30, 1996. By contrast, salaries, wages, and benefits accounted for 17.5% of operating expenses and 24.7% of operating revenue for the three months ended June 30, 1997.

Aircraft fuel and oil expenses include the cost of fuel, oil, and taxes, as well as the cost of pumping the fuel into the aircraft. Aircraft fuel and oil expenses decreased 2.9%, from $3,378,000, for the three months ended June 30, 1996 to $3,282,000 for the three months ended June 30, 1997. The decrease was attributable to lower fuel prices (down from $.89 per gallon from $.73 per gallon), partially offset by increased consumption per block hour as a result of heavier loads. Aircraft fuel and oil expenses accounted for 17.1% of operating expense and 24.5% of operating revenue for the three months ended June 30, 1996. By contrast, aircraft fuel and oil expenses accounted for 13.1% of operating expenses and 18.5% of operating revenue for the three months ended June 30, 1997. The Company will likely absorb moderate increases in fuel costs, which would reduce profits or increase losses for the period affected. The Company would seek to offset significant longer term increases in fuel costs with increases in ticket prices. However, because of the Company's low-fare policy, its ability to pass on the additional costs may be limited. The Company's aircraft are relatively fuel inefficient compared to newer aircraft. An increase in the price of fuel could, therefore, result in a disproportionately higher increase in the Company's expense as compared with many of its competitors.

The Company leases seven Boeing 737-200 aircraft on operating leases with terms between approximately one and two and one half years.

Aircraft lease expenses increased 16.8%, from $1,936,000 for the three months ended June 30, 1996, to $2,261,000 for the three months ended June 30, 1997. The increase was primarily attributable to an increase in the average monthly lease cost on 6 of the 7 aircraft leased by the Company. The lease rate increased by $25,000 per month on each of 5 aircraft as a result of re-negotiated leases and increased from $38,900 to $105,000 per month on February 1, 1997 in exchange for payment of heavy maintenance expenses cost being paid for by the owner on 1 aircraft. Aircraft lease expense accounted for 9.8% of operating expenses and 14.0% of operating revenue for the three months ended June 30, 1996. By contrast, aircraft lease expense accounted for 9.0% of operating expenses and 12.7% of operating revenue for the three months ended June 30, 1997.

Maintenance, materials, and repairs expense includes all the costs incurred by the Company for maintenance services and related parts and supplies, but excludes wages paid to the Company's maintenance employees. Currently, the Company uses its employees to perform minor maintenance at several of the airports it serves. At some locations, and whenever required, the Company uses qualified contractors to perform maintenance on a contract basis. Heavy maintenance, such as major engine repairs and major airframe checks, are performed by third parties at their locations. The Company accrues for scheduled C-check inspections at $125 per block hour, or $375,000 per aircraft.

The Company's fleet consists of aircraft manufactured between 1968 and 1979. In general, the costs to maintain older aircraft exceeds the cost to maintain newer aircraft. Modifications or additions may also be required to these older aircraft to meet regulations which may be issued from time to time by the FAA. Included in maintenance, materials, and repair expense are reserves paid to the lessors, based on hours flown and for scheduled overhauls, primarily of engines. Major engine repairs are capitalized and amortized over the period to the next scheduled overhaul.

Maintenance, materials, and repairs expense increased 52.5%, from $2,056,000 for the three months ended June 30, 1996 to $3,136,000 for the three months ended June 30, 1997. The increase was due to an increase in the number of hours flown (15.9%), extensive use of loaner parts and both extraordinary delays in the release of aircraft from scheduled maintenance and unscheduled maintenance requirements for operational aircraft. Maintenance, materials and repairs expense accounted for 10.4% of operating expenses and 14.9% of operating revenue for the three months ended June 30, 1996. By contrast, maintenance, materials and repairs expense accounted for 12.5% of operating expenses and 17.7% of operating revenue for the three months ended June 30, 1997. Over time the Company expects that maintenance expenses will more closely follow industry norms, however there can be no assurance that this will occur because of the average age of the fleet.

Agency commissions expense reflects fees paid to travel agents. For the three months ended June 30, 1997, these commissions were paid at 10.0% on the net fare paid at the time of the sale. Agency commissions expense is recognized in the same period as the revenue is recognized. Approximately 40% of the Company's bookings are made through travel agents.

Agency commissions expense decreased 10% from $920,000 for the three months ended June 30, 1996 to $828,000 for the three months ended June 30, 1997. The decrease was a result of a decline in the number of tickets sold by travel agents compared to last year. Agency commissions expense accounted for 4.7% of operating expenses and 6.7% of operating revenue for the three months ended June 30, 1996. Agency commissions expense accounted for 3.3% of operating expenses but 4.7% of operating revenue for the three months ended June 30, 1997.

Other rental, landing, and ground handling fees include costs incurred by the Company for rental of airport facilities, reservations, and administrative offices. Landing fees are fees assessed by each airport for each landing. Ground handling fees reflect the costs incurred by the Company for use of airport facilities for baggage claim and security and passenger holding areas, as well as fees under contracts with a third party for handling and cleaning the aircraft and passengers at certain locations.

Other rental, landing, and ground handling fees expenses increased 6.3%, from $1,621,000 for the three months ended June 30, 1996 to $1,723,000 for the three months ended June 30, 1997. The increase was primarily attributable to flying more segments (up 15.0%) partially offset by increased flights to airports already being served by the Company where no additional fixed facility rents were incurred and the use of Company personnel to perform tasks previously done by contractors. Other rental, landing, and ground handling fees represented 8.2% of operating expenses and 11.8% of operating revenues for the three months ended June 30, 1996. By contrast, these expenses represented 6.9% of operating expenses and 9.7% of operating revenues for the three months ended June 30, 1997.

Advertising expense includes all external costs associated with the production and distribution of advertisements and promotional materials and sponsorship of various promotional events.

Advertising costs increased 13.7% from $1,015,000 for the three months ended June 30, 1996, to $1,154,000 for the three months ended June 30, 1997. The increase was primarily attributable to increased advertising associated with fare sales. Advertising represented 5.1% of operating expenses and 7.4% of operating revenues for the three months ended June 30, 1996. By contrast, these expenses represented 4.6% of operating expenses and 6.5% of operating revenues for the three months ended June 30, 1997.

Depreciation and amortization expense includes leasehold improvements on facilities and equipment, spare parts, and ground equipment. The Company recognizes such expenses on a straight line basis over the estimated useful lives of the Company's assets.

Depreciation and amortization expenses increased 54.2% from $153,000 for the three months ended June 30, 1996, to $236,000 for the three months ended June 30, 1997. The increase was due to the increased level of property and equipment owned by the Company.

Other operating expenses include communications and utilities, professional and technical fees, postage, freight and supplies, all insurance (except workers compensation coverage), credit card processing and computerized reservation systems fees, flight crew hotel and per diem costs, other outside services, equipment rental, passenger food, passenger re-accommodation expense, and substitute aircraft service costs. Other expenses increased 73.9%, from $4,636,000 for the three months ended June 30, 1996, to $8,062,000 for the three months ended June 30, 1997. The increase in other expenses is primarily attributable to the increase in canceled flights resulting in passenger re-accommodation costs ($1,246,000) and increased communications costs incurred in an effort to assure that travel agents were able to sell the Company's services using the new reservations system ($300,000). Other Operating Expenses represented 23.5% of operating expenses and 33.6% of operating revenues for the three months ended June 30, 1996. By contrast, these expenses represented 32.2% of operating expenses and 45.4% of operating revenues for the three months ended June 30, 1997.

Net interest expense increased from $170,000 for the three months ended June 30, 1996, to $619,000 for the three months ended June 30, 1997. The increase was a result of interest on increased short term borrowings and long-term debt.

Six months ended June 30, 1997 compared to six months ended June 30, 1996.

Operating Revenues

Operating revenue increased 12.6% from $27,982,000, for the six months ended June 30, 1996 to $31,508,000, for the six months ended June 30, 1997. The increase was a result of flying more flights and more passengers. Total Available Seat Miles ("ASMs") increased 14.4%, from 306.3 million, for the six months ended June 30, 1996 to 350.4 million, for the six months ended June 30, 1997.

Passenger revenue increased 8.7% from $27,077,000 for the six months ended June 30, 1996 to $29,440,000, for the six months ended June 30, 1997. Revenue Passenger Miles ("RPMs") increased 25.8% from 154.8 million, for the six months ended June 30, 1996 to 194.7 million, for the six months ended June 30, 1997. The increase was a result of more flying and greater acceptance of the Company's route structure. Load factors increased from 50.5% for the six months ended June 30, 1996 to 55.6%, for the six months ended June 30, 1997. The increase was a result of greater awareness and acceptance of the Company's new schedules. Passenger yield per RPM decreased 13.6% from 17.50 cents, for the six months ended June 30, 1996 to 15.12 cents, for the six months ended June 30, 1997. The decrease was a result of fare sales which occurred which allowed certain passengers to fly free when accompanied by a full fare paying passenger and passengers flying longer distances. These sales commenced in late February and allowed passengers to purchase tickets and travel from late February 1997 through the end of 1997. The average distance per flight increased 5.3% for 352 miles to 371 miles.

Other revenue increased 128.5% from $905,000 for the six months ended June 30, 1996 to $2,068,000, for the six months ended June 30, 1997. The increase was a result of an increase in the amount of mail carried and commissions on passengers given to other carriers when the Company was unable to carry the passenger because of flight cancellations.

Operating Expenses

Salaries, wages, and benefits increased 4.4%, from $7,913,000, for the six months ended June 30, 1996 to $8,260,000 for the six months ended June 30, 1997. The increase was a result of additional staffing required for increased levels of flying (hours were up 3.5%) and Company personnel replacing contractors at some airport locations served by the Company. Salaries, wages, and benefits accounted for 20.7% of operating expense and 28.3% of operating revenue for the six months ended June 30, 1996. By contrast, salaries, wages, and benefits accounted for 17.9% of operating expenses and 26.2% of operating revenue for the six months ended June 30, 1997.

Aircraft fuel and oil expenses include the cost of fuel, oil, and taxes, as well as the cost of pumping the fuel into the aircraft. Aircraft fuel and oil expenses decreased 0.5%, from $6,321,000, for the six months ended June 30, 1996 to $6,287,000 for the six months ended June 30, 1997. The decrease was attributable to lower fuel prices (down from $.83 per gallon from $.77 per gallon), partially offset by increased consumption per block hour as a result of heavier loads. Aircraft fuel and oil expenses accounted for 16.6% of operating expense and 22.6% of operating revenue for the six months ended June 30, 1996. By contrast, aircraft fuel and oil expenses accounted for 13.6% of operating expenses and 20.0% of operating revenue for the six months ended June 30, 1997.

Aircraft lease expenses increased 26.8%, from $3,576,000 for the six months ended June 30, 1996, to $4,536,000 for the six months ended June 30, 1997. The increase was primarily attributable to an increase in the average monthly lease cost on 6 of the 7 aircraft leased by the Company. The lease rate increased by $25,000 per month on each of 5 aircraft as a result of re-negotiated leases and increased from $38,900 to $105,000 per month on February 1, 1997 in exchange for payment of heavy maintenance expenses cost being paid for by the owner on 1 aircraft. Aircraft lease expense accounted for 9.4% of operating expenses and 12.8% of operating revenue for the six months ended June 30, 1996. By contrast, aircraft lease expense accounted for 9.8% of operating expenses and 14.4% of operating revenue for the six months ended June 30, 1997.

Maintenance, materials, and repairs expense increased 25.3%, from $4,075,000 for the six months ended June 30, 1996 to $5,106,671 for the six months ended June 30, 1997. The increase was due to a slight increase in the number of hours flown (up 3.5%) extensive use of very costly loaner parts and both extraordinary delays in the release of aircraft from scheduled maintenance and unscheduled maintenance requirements for operational aircraft. Maintenance, materials and repairs expense accounted for 10.7% of operating expenses and 14.6% of operating revenue for the six months ended June 30, 1996. By contrast, maintenance, materials and repairs expense accounted for 11.0% of operating expenses and 16.2% of operating revenue for the six months ended June 30, 1997. The Company expects the use of loaner parts to decrease and the costs related thereto to decrease, but there can be no assurance that this will occur.

Agency commissions expense decreased 22.3% from $1,714,000 for the six months ended June 30, 1996 to $1,332,000 for the six months ended June 30, 1997. The decrease was a result of a decline in the number of tickets sold by travel agents compared to last year. Agency commissions expense accounted for 4.5% of operating expenses and 6.1% of operating revenue for the six months ended June 30, 1996. Agency commissions expense accounted for 2.9% of operating expenses but 4.2% of operating revenue for the six months ended June 30, 1997.

Other rental, landing, and ground handling fees expenses increased 2.5%, from $3,109,000 for the six months ended June 30, 1996 to $3,185,000 for to the six months ended June 30, 1997. The increase was primarily attributable to flying more segments (up 15.0%) partially offset by increased flights to airports already being served by the Company where no additional fixed facility rents were incurred and the use of Company personnel to perform tasks previously done by contractors. Other rental, landing, and ground handling fees represented 8.1 % of operating expenses and 11.1% of operating revenues for the six months ended June 30, 1996. By contrast, these expenses represented 6.9% of operating expenses and 10.1% of operating revenues for the six months ended June 30, 1997.

Advertising costs increased 42.1% from $1,839,000 for the six months ended June 30, 1996, to $2,612,000 for the six months ended June 30, 1997. The increase was primarily attributable to increased advertising associated with fare sales. Advertising represented 4.8 % of operating expenses and 6.6% of operating revenues for the six months ended June 30, 1996. By contrast, these expenses represented 5.7% of operating expenses and 8.3% of operating revenues for the six months ended June 30, 1997.

Depreciation and amortization expenses increased 47.7% from $305,000 for the six months ended June 30, 1996, to $450,000 for the six months ended June 30, 1997. The increase was due to the increased level of property and equipment owned by the Company.

Other expenses increased 55.5%, from $9,302,000 for the six months ended June 30, 1996, to $14,463,000 for the six months ended June 30, 1997. The increase in other expenses is primarily attributable to the increase in canceled flights resulting in passenger re-accommodation costs ($3,201,000) and increased communications costs incurred in an effort to assure that travel agents were able to sell the Company's services using the new reservations system ($300,000). Other Operating Expenses represented 24.4% of operating expenses and 33.2% of operating revenues for the six months ended June 30, 1996. By contrast, these expenses represented 31.3% of operating expenses and 45.9% of operating revenues for the six months ended June 30, 1997.

Net interest expense increased from $288,000 for the six months ended June 30, 1996, to $1,050,000 for the six months ended June 30, 1997. The increase was a result of interest on increased short term borrowings and debt.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The provisions of the Statement, which will be implemented by the Company for the year ending December 31, 1997, requires specific computation, presentation and disclosure requirements for earnings per share. If earnings per share for all periods presented had been calculated using the requirements of the Statement, the earnings per share would not have been materially different from the earnings per share presented.

Liquidity and Capital Resources

From its inception, the Company has experienced serious liquidity problems. During the period from inception through June 30, 1997, the Company's pre-operating and operating activities resulted in a significant deficit in cash flow. This cash flow deficit has been funded primarily with the proceeds from private securities sales, bank loans, private loans and certain vendors. At June 30, 1997, the Company had cash and cash equivalents of $465,000 and the working capital deficit was approximately $57,395,000 compared to cash and cash equivalents of $1,100,000 and a working capital deficit of approximately $27,000,000 at December 31, 1996.

Through June 30, 1997, H&Q has advanced $21,400,000 to the Company in the form of promissory notes. There can be no assurance that given continuing cash flow deficits the Company can continue to use this source or find sources to fund its cash needs.

In addition to the H&Q advances, the Company has been partially funded by a $12 million loan guaranteed by the Department of Housing and Urban Development (the State Loan). In September 1996, the terms of the State Loan were modified such that, among other things, the interest due for September 1, 1996 through August 1, 1997 was deferred until August 1, 1997. On August 1, 1997 the Company was unable to make the required interest payment of approximately $624,000. As such, the entire principal balance of the State Loan can be considered due and payable by the debtholder. Negotiations are continuing with the debtholder to resolve and reschedule this payment, but there can be no assurances that an agreement will be reached.

When passengers purchase tickets using a credit card, the credit card company generally requires that the payment be held in reserve until the passenger actually flies. Aproximately 85% of the Company's ticket sales are credit card sales made for future travel. These payments are unavailable for the immediate cash needs of the Company. The Company has entered into an agreement by which a letter of credit provided by Hambrecht & Quist California allows cash to be obtained more promptly from credit card receivables.

In January 1996 a 10% federal excise tax on air fares expired. It was reinstated in August 1996. The Company reflected such reinstatement in its fare structure, thereby avoiding any adverse effect on the Company. On January 1, 1997, that excise tax again expired but was reinstated on March 7, 1997.
The same methods have been used upon its reinstatement.

On May 21, 1997, the Company suspended service to Savannah in order to improve deployment of aircraft.

In March 1996, the Company entered into an agreement with a bank for a revolving line of credit which provided the Company with additional working capital. The outstanding principal of $450,000 was payable on March 29, 1997 but the bank agreed to an extension until July 2, 1997. The loan was repaid in full on July 2, 1997.

     As of June 30, 1997, the Company had seven aircraft under operating leases with terms from approximately one and one-half to three years. Rent expense under these leases is recognized on a straight-line basis over the lease terms. The amount charged to aircraft lease expense was approximately $4,536,000 for the six months ending June 30, 1997. The Company's working capital deficit and accumulated deficit are likely to hinder its ability to obtain additional aircraft. On August 14, 1997, the Company received a default notice from its major aircraft lessor from whom it leases five aircraft. The Company has until August 28, 1997 to cure this default or the lessor will be able to exercise various remedies provided for by the lease terms, including repossession of the aircraft.

     The Company's operations have not generated positive cash flow since August 1995. The cash flow deficits have been funded primarily by loans from and equity securities purchased by affiliates of Hambrecht & Quist Group. If the Company cannot achieve profitable operations and positive cash flow in the near future, the Company believes it is highly unlikely that such investors will continue to fund the Company's ongoing operation. It is also highly unlikely that other present investors in the Company, or new investors, will be willing to make additional investments. If that is the case, it is highly likely that the Company will be required to discontinue operations. If positive cash flow and profits are attained, the Company believes it will be able to fund any deficits in cash flow during the slow fall and winter months by additional debt and equity financing; however, there can be no assurance of this.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

                                   PART II
                              OTHER INFORMATION

Item 1.    Legal Proceedings.

           None; but see Item 6, (b) of this Form 10-Q.

Item 2.    Changes in Securities.

           (a)  Not applicable

           (b)  Not applicable

           (c) (A) On April 16, 1997 the Registrant sold $697,000 of Convertible Debentures due April 16, 2000 (the "Securities").

                (B) No underwriter was used in the sale of the Securities. The Securities were sold to a single institutional Accredited Investor as such term is defined in Regulation D promulgated under the Securities Act of 1933 as amended (an "Accredited Investor").

                (C)  The Securities were sold for $697,000 in cash.

                (D) The Securities were sold to a single Accredited Investor in reliance on Rule 506 of Regulation D. Such Accredited Investor was a venture capital firm with assets in excess of $5,000,000.

                (E) The Securities are convertible into shares of the Registrant's common stock at ten cents ($0.10) per share.

Item 3.    Defaults Upon Senior Securities

           On August 1, 1997 the Registrant defaulted on the payment of interest for the periods June 1, 1996 through August 1, 1997 which had accrued and was payable in the amount of $624,000 with regard to the Registrant's Promissory Note dated August 8, 1994 payable to the order of Lexington County, South Carolina.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

                * Exhibit 27 - Financial Data Schedule.

           (b)  Reports on Form 8-K.

-----------
* To be filed by amendment.

           On June 27, 1997 the Registrant filed a Report on Form 8-K. Such report described: (1) a lawsuit against two directors of the Registrant and two security holders of the Registrant; the Registrant is not a party to the lawsuit; (ii) a lawsuit against the Registrant and a director of the Registrant; (iii) the resignation of the Chairman of the Board, President and Chief executive Officer of the Registrant; and (iv) the termination of a consulting agreement pursuant to which such Chairman of the Board, President and Chief Executive Officer and two other persons were employed by the Registrant; and (v) the election of a new President and Director.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AIR SOUTH AIRLINES, INC.
                                       ----------------------------
                                              (Registrant)



Date  August 19, 1997                   /s/ John Affeltranger
    ----------------------             ----------------------------
                                            John Affeltranger
                                                President

Date  August 19, 1997                  /s/  George McConnaughey
    ----------------------             ----------------------------
                                            George McConnaughey
                                             Vice President and
                                      Acting Chief Financial Officer