Form 10-Q/A
period 1997-06-30
AIR SOUTH AIRLINES INC
filed 1997-08-20
CIK 1026724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-Q/A



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

-----------
* Filed herewith

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


                                         AIR SOUTH AIRLINES, INC.
                                       ----------------------------
                                              (Registrant)



Date  August 20, 1997                   /s/ John Affeltranger
    ----------------------             ----------------------------
                                            John Affeltranger
                                                President

Date  August 20, 1997                  /s/  George McConnaughey
    ----------------------             ----------------------------
                                            George McConnaughey
                                             Vice President and
                                      Acting Chief Financial Officer